Form 10-Q
period 1995-06-30
CARTER DAY INDUSTRIES INC
filed 1995-08-09
CIK 22296

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                  OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-6252

                     CARTER DAY INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)

            Delaware                              13-1884908
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

500 73rd Avenue N.E., Minneapolis, Minnesota                   55432
(Address of principal executive offices)                    (Zip Code)

                            (612)571-1000
         (Registrant's telephone number, including area code)

                            Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ___

The number of shares outstanding of registrant's common stock, par value $.01, at August 1, 1995 are: 19,279,589 voting shares and 668,594 non-voting shares.

                                INDEX



Part I.        FINANCIAL INFORMATION
                                                                  Page
     Item 1.   Financial Statements                               Number

               Consolidated Statements of Income-
                Three Months Ended June 30, 1995 and 1994           3

               Consolidated Balance Sheets-June 30, 1995 and
                March 31, 1995                                      4

               Consolidated Statements of Cash Flows-
                Three Months Ended June 30, 1995 and 1994           5

               Notes to Consolidated Financial Statements           6

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      7

Part II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                    8

     Item 2.   Changes in Securities                                8

     Item 3.   Defaults upon Senior Securities                      8

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                              8

     Item 5.   Other Information                                    8

     Item 6.   Exhibits and Reports on Form 8-K                     8

                         PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
                           CARTER DAY INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in thousands)

                                               Three Months Ended
                                                    June 30
                                              --------------------
                                                1995        1994
                                              --------    --------
Revenues                                      $  4,279    $  3,760
Cost of goods sold                               2,610       2,288
                                              --------    --------

Gross Profit                                     1,669       1,472

  Gross Margin                                    39.0%       39.1%

Selling and engineering expenses                   911         916
General and administrative expenses                467         399
                                              --------    --------
  Operating income                                 291         157

Interest income                                      6           2
Interest expense                                   (58)        (54)
Other income (expense), net                          -         (24)
                                              --------    --------

Income from continuing operations before
 income taxes                                      239          81

Provision for income taxes (Note 3)                 81          27
                                              --------    --------

Income from continuing operations before           158          54
   Minority Interest

Apportionment of Income to Minority Interest        31           2
                                              --------    --------

  Net income                                  $    127    $     52
                                              ========    ========


Net income per common share (Note 4)          $    .01    $     -
                                              ========    ========

Weighted average number of common
  shares outstanding (in thousands)             19,948      19,948
                                              ========    ========

See Notes to Consolidated Financial Statements.

                           CARTER DAY INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                               June 30     March 31
                                                 1995        1995
                                               --------    --------
                                                   (Unaudited)
ASSETS
  Current assets:
     Cash and cash equivalents                 $    170    $    223
     Receivables:
       Trade, less allowance for doubtful
        accounts of $123 and $120                 2,100       1,828
     Inventories (Note 2)                         2,333       2,395
     Other current assets                           244         326
                                               --------    --------
       Total current assets                       4,847       4,772
  Property, plant and equipment less
   accumulated depreciation and amortization
   of $2,998  and $2,943                            675         678
  Other assets                                       37           -
                                               --------    --------
       Total assets                            $  5,559    $  5,450
                                               ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Advances from secured lender              $    740    $    702
     Current portion of long-term debt              134         134
     Trade accounts payable                         611         556
     Accrued and other current liabilities        1,083       1,304
                                               --------    --------
       Total current liabilities                  2,568       2,696

  Long-term debt                                    317         351
  Other liabilities                                 151         114
  Minority interest in consolidated subsidiaries    486         439
                                               --------    --------
       Total liabilities                          3,522       3,600

  Shareholders' equity:
     Series B preferred stock, no par value;
      63,236 shares authorized, issued and
      outstanding (liquidation value $20,868)       190         190
     Common stock; authorized 45,000,000
      voting shares and 1,000,000 non-voting
      shares at $.01 par value; 19,279,589
      shares issued and outstanding, and 668,594
      non-voting shares issued and outstanding      200         200
     Capital surplus                              1,559       1,499
     Retained earnings (deficit) subsequent
      to March 31, 1989, date of quasi
      reorganization (total deficit
      eliminated $106,963)                           88         (39)
                                               --------    --------

       Total shareholders' equity                 2,037       1,850
                                               --------    --------

         Total liabilities and
          shareholders' equity                 $  5,559    $  5,450
                                               ========    ========

See Notes to Consolidated Financial Statements.

                           CARTER DAY INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                   Three Months Ended
                                                         June 30
                                                  --------------------
                                                    1995        1994
                                                  --------    --------
OPERATING ACTIVITIES
  Net income                                      $    127    $     52
  Adjustments to reconcile net income
   to net cash provided (used) by operating
   activities:
     Depreciation and amortization                      58          51
     Imputed income taxes                               60          27
     Decrease (increase) in receivables               (272)       (306)
     Decrease (increase) in inventories                 62          65
     Decrease (increase) in other assets                45          33
     (Decrease) increase in accounts payable and
       other liabilities                              (129)       (232)
     (Decrease) increase in minority interest in
       consolidated subsidiaries                        47           2
                                                  --------    --------

  Net cash flow provided (used) by
    operating activities                                (2)       (308)
                                                  --------    --------
INVESTING ACTIVITIES
  Capital expenditures                                 (60)       (101)
  Proceeds from disposal of machines and equipment       5           -
                                                  --------    --------
  Net cash flow provided (used)
    by investing activities                            (55)       (101)
                                                  --------    --------
FINANCING ACTIVITIES
Net Advances from (payments to) secured lender          38         304
  Payments on long-term debt                           (34)        (29)
  Proceeds from long-term debt financing                 -         120
                                                  --------    --------
  Net cash flow provided (used) by financing
  activities                                             4         395
                                                  --------    --------
  Net decrease in cash and cash equivalent             (53)        (14)

     Beginning cash and cash equivalents               223          44
                                                  --------    --------
       Ending cash and cash equivalents              $ 170       $  30
                                                  ========    ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements are unaudited and include the accounts of Carter Day Industries, Inc. (the "Parent" company) and its subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company in the accompanying interim consolidated financial statements. Interim results are not necessarily indicative of the results for the entire year.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1995.

2.   INVENTORIES

Inventories consisted of (dollars in thousands):

                                                June 30  March 31
                                                 1995      1995
                                                -------   -------
       Raw material and component parts         $ 1,187   $ 1,151
       Work-in-process                              255       208
       Finished goods                               891     1,036
                                                -------   -------
       Total                                    $ 2,333   $ 2,395
                                                =======   =======

3.   INCOME TAXES

$76,000 of the $81,000 provision for income taxes for the quarter ended June 30,1995, and all of the $27,000 provision for the quarter ended June 30, 1994, is imputed (not a direct obligation) and accompanied by a corresponding credit to Capital Surplus and Minority Interest in Consolidated Subsidiaries, in accordance with the accounting policies governing the Company's 1989 quasi reorganization and the presence of available net operating loss carryforwards. The interim period provision is based upon the Company's estimate of the effective tax rate for the year.

4.   PER SHARE DATA

Per share data was computed using the weighted average number of common shares outstanding during the period.

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations

RESULTS OF OPERATIONS

Revenue for the quarter ended June 30, 1995 was $4,279,000, up $519,000 from the comparable period of the previous year. The Company's backlog of unfilled orders was $2,285,000 as of June 30, 1995, up from $1,793,000 at June 30, 1994.
The increases reflect an increase in demand for processing equipment by the plastics industry worldwide. Gross Margin remained flat at 39%. Because of its opening backlog, the Company has not realized the full impact of price increases implemented at the beginning of the fiscal year. This lag in offset of cost increases was mitigated by favorable volume and product mix.

Operating income was $291,000 for the quarter ended June 30, 1995, up from the operating income of $157,000 reported for the first quarter of the prior year. This improvement is principally due to the higher sales volume. The quarter ended June 30, 1995 had an abnormally low proportion of commissionable sales, while general and administrative expenses increased due to higher salary and benefit costs.

Interest expense was higher at $58,000 for the current quarter, compared to $54,000 in quarter ended June 30, 1994 due to the higher U.S. prime rate applicable to our borrowings.

The increase in apportionment of Income to Minority Interest resulted from the increase of minority interest in the Company's principal operating subsidiaries, from 3.00% to 19.97% in February 1995, along with the higher earnings.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company had working capital of $2,279,000, net worth of $2,037,000, and $739,000 available for additional advances against its asset-
based line of credit.   The Company has a $1,500,000 minimum borrowing
obligation under its line of credit. Excess cash is invested in a bank money market fund.

An improved cash flow from operations, using $2,000 of cash for the quarter ended June 30, 1995 versus using $308,000 of cash for the same quarter of the previous year, is primarily due to increased income from operations.

                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
           None

Item 2.   Changes in Securities
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Listing of Exhibits

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                                    SIGNATURE




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     CARTER DAY INDUSTRIES, INC.
                                     Registrant



  Date: August 9, 1995               /s/ Paul W. Ernst
                                     -------------------------------
                                     Paul W. Ernst
                                     Director, President, Treasurer
                                     and Chief Executive Officer


  Date: August 9, 1995               /s/ Kent R. Turner
                                     -------------------------------
                                     Kent R. Turner
                                     Vice President, Controller and
                                     Principal Accounting Officer

                                  Exhibit Index


  EXHIBIT                                       METHOD OF FILING
 ---------                                      ----------------------
     27     Financial Data Schedule             Filed herewith electronically