Form 10-Q
period 1995-09-30
CARTER DAY INDUSTRIES INC
filed 1995-11-13
CIK 22296

                       UNITED STATES SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549
                                FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995
                                   OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-6252

                           CARTER DAY INDUSTRIES, INC.
              ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Delaware                              13-1884908
-------------------------------     -------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

500 73rd Avenue N.E., Minneapolis, Minnesota                  55432
--------------------------------------------                ---------
(Address of principal executive offices)                  (Zip Code)

                               (612)571-1000
    ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                   INDEX



Part I.        FINANCIAL INFORMATION
                                                                        Page
    Item 1.     Financial Statements                                   Number
                                                                       ------
                Consolidated Statements of Income-
                 Three and Six Months Ended September 30, 1995 and 1994   3

                Consolidated Balance Sheets-September 30, 1995 and
                 March 31, 1995                                           4

                Consolidated Statements of Cash Flows-
                 Six Months Ended September 30, 1995 and 1994             5

                Notes to Consolidated Financial Statements                6

     Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           8

Part II.       OTHER INFORMATION

     Item 1.    Legal Proceedings                                         9

     Item 2.    Changes in Securities                                     9

     Item 3.    Defaults upon Senior Securities                           9

     Item 4.    Submission of Matters to a Vote of Security
                 Holders                                                  9

     Item 5.    Other Information                                         9

     Item 6.    Exhibits and Reports on Form 8-K                         10

                         PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
                           CARTER DAY INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands except for per share data)

                            Three Months Ended     Six Months Ended
                               September 30          September 30
                             -----------------     ---------------
                              1995       1994       1995      1994
                             ------     ------     ------   -------

Revenues                     $4,220     $4,212     $8,499   $ 7,972
  Cost of goods sold          2,520      2,587      5,130     4,875
                             ------     ------     ------    ------

  Gross Profit                1,700      1,625      3,369     3,097

      Gross Margin             40.3%      38.6%      39.6%     38.8%

  Selling and engineering       954        924      1,865     1,840
     expenses
  General and administrative    493        394        960       793
     expenses
                            -------    -------    -------    ------

  Operating income              253        307        544       464

  Interest income                 8          2         14         4
  Interest expense              (53)       (55)      (111)     (109)
  Other income (expense), net   (23)        (4)       (23)      (28)
                            -------    -------    -------    ------

  Income before income taxes    185        250        424       331
  Provision for income taxes     63         85        144       112
    (Note 3)
                            -------    -------    -------    ------

  Income before Minority        122        165        280       219
     Interest

  Apportionment of Income to     42          5         73         7
  Minority Interest
                            -------    -------     ------   -------

        Net income          $    80    $   160    $   207   $   212
                            =======    =======    =======   =======

Net income per common share $     -    $   .01    $   .01   $   .01
(Note 4)                    =======    =======    =======   =======

Weighted average number of
common shares outstanding    19,948     19,948     19,948    19,948
in thousands)               =======    =======    =======   =======

See Notes to Consolidated Financial Statements.

                           CARTER DAY INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                            September 30    March 31
                                               1995           1995
                                            ------------   ----------
                                             (Unaudited)
ASSETS
  Current assets:
     Cash and cash equivalents               $    190      $     223

     Receivables:
       Trade, less allowance for doubtful
          accounts of $137 and $120             2,592          1,828
     Inventories (Note 2)                       2,300          2,395
     Other current assets                         162            326
                                             --------       --------

        Total current assets                    5,244          4,772
  Property, plant and equipment less
   accumulated depreciation and amortization      688            678
   of $3,063 and $2,943
  Other assets                                     74              -
                                             --------       --------

       Total assets                          $  6,006       $  5,450
                                             ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Advances from secured lender            $    712       $    702
     Current portion of long-term debt            135            134
     Trade accounts payable                       676            556
     Accrued and other current liabilities      1,318          1,304
                                             --------       --------
       Total current liabilities                2,841          2,696

  Long-term debt                                  283            351
  Other liabilities                               174            114
  Minority interest in consolidated               549            439
    subsidiaries
                                             --------       --------

    Total liabilities                           3,847          3,600

  Shareholders' equity:
     Series B preferred stock, no par value;
        63,236 shares authorized, issued and
        outstanding (liquidation value
        $20,868)                                  190            190
     Common stock; authorized
        45,000,000 voting shares
        and 1,000,000 non-voting shares at
        $.01 par value; 19,279,589 shares
        issued and outstanding, and 668,594
        non-voting shares issued and              200            200
        outstanding
     Capital surplus                            1,601          1,499
     Retained earnings (deficit) subsequent
        to March 31, 1989, date of quasi
        reorganization (total deficit
        eliminated $106,963)                      168           (39)
                                             --------       --------

    Total shareholders' equity                  2,159          1,850
                                             --------       --------

    Total liabilities and
      shareholders' equity                   $  6,006       $  5,450
                                             ========       ========

  See Notes to Consolidated Financial Statements.

                           CARTER DAY INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                   Six Months
                                                     Ended
                                                  September 30
                                                -----------------
                                                  1995     1994
                                                -------   -------
OPERATING ACTIVITIES
     Net income                                 $  207    $   212
     Adjustments to reconcile net income
      to net cash provided (used) by operating
      activities:
          Depreciation and amortization            121        104
          Imputed income taxes                     102        109
          Gain on disposal of machines &            -          (2)
            equipment
          Decrease (increase) in receivables      (764)      (694)
          Decrease (increase) in inventories        95        150
          Decrease (increase) in other assets       90         10
          (Decrease) increase in accounts
            payable and accrued liabilities        194        328
          (Decrease) increase in minority          110         10
             interest in consolidated subsidiaries
                                                ------     ------
     Net cash flow provided (used)
     by operating activities                       155        227
                                                ------     ------

INVESTING ACTIVITIES
     Capital expenditures                         (135)      (177)
     Proceeds from disposal of machines and          4          1
      equipment                                 ------     ------

     Net cash flow provided (used)                (131)      (176)
      by investing activities                   ------     ------

FINANCING ACTIVITIES
     Net advances from (payments to) secured        10       (55)
       lender
     Payments on long-term debt                    (67)      (64)
     Proceeds from long-term debt financing          -       120
                                                ------     ------

     Net cash flow provided (used) by financing
     activities                                    (57)        1
                                                ------     ------

     Net increase (decrease) in cash and cash      (33)       52
       equivalents

          Beginning cash and cash equivalents      223        44
                                                ------    ------

             Ending cash and cash equivalents   $  190   $    96
                                                ======   =======

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

2.   INVENTORIES

Inventories consisted of (dollars in thousands):


                                         September 30     March 31
                                             1995           1995
                                         ------------   -----------
       Raw material and component parts   $    1,200     $    1,151
       Work-in-process                           192            208
       Finished goods                            908          1,036
                                          ----------     ----------

        Total                             $    2,300     $    2,395
                                          ==========     ==========


3.   LEASE COMMITMENTS

In October 1995, the Company extended the leases on its principal office and
manufacturing facilities through February 2006.   The new lease expands space
in the Company's principal manufacturing facility, allowing the exit from a satellite plant in July 1996, thereby consolidating all U.S. manufacturing
operations.   Minimum annual rentals (excluding real estate taxes and certain operating expenses) by fiscal year ending March 31 under leases with initial lease terms greater than one year and in effect at October 31, 1995 are:
1996, $349,000; 1997, $380,000;  1998, $360,000; 1999, $388,000; 2000,
$388,000; and later years, $2,379,000; totaling $4,244,000.

4.   INCOME TAXES

$139,000 of the $144,000 provision for income taxes for the six months ended September 30,1995, and all of the $112,000 provision for the six months ended September 30, 1994, is imputed (not a direct obligation) and accompanied by a corresponding credit to Capital Surplus and Minority Interest in Consolidated Subsidiaries, in accordance with the accounting policies governing the Company's 1989 quasi reorganization and the presence of available net operating loss carryforwards. The interim period provision is based upon the Company's estimate of the effective tax rate for the year.


5.   PER SHARE DATA

Per share data was computed using the weighted average number of common shares outstanding during the period.


6.   CONTINGENCIES

About a decade ago the U.S. Environmental Protection Agency ("EPA") notified the Parent Company it was a potentially responsible party ("PRP") to cleanup two landfill sites known as Combe Fill North and Combe Fill South, located in
Morris County, New Jersey.   On September 7, 1995 the EPA sent a letter to the
Parent Company and a number of other PRPs, officially demanding payment of $17,147,000 for the cleanup of Combe Fill North.

The Parent Company has been advised by the U.S. Department of Justice that no decision has been made as to whether or not to bring an enforcement action against the Parent Company or any other PRP and that the statute of limitations will preclude litigation on Combe Fill North if a suit is not brought by December 4, 1995. On the other hand, the statute of limitations on Combe Fill South is understood to run to October 1998.

If and when the EPA or the U.S. Department of Justice brings an action against the Parent Company on Combe Fill North or Combe Fill South, the Parent Company will seek a declaratory judgment that any and all obligations were discharged pursuant to the Parent Company's Plan of Reorganization confirmed by the U.S. Bankruptcy Court in December 1983.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue for the quarter ended September 30, 1995 was $4,220,000, unchanged from the comparable period of the previous year. The backlog of unfilled orders was $1,989,000 as of September 30, 1995, versus $2,724,000 at September 30, 1994. The flattening of revenues and shrinking backlog is attributable to a decline in export orders placed for agricultural processing equipment, mitigated by increasing worldwide demand for plastics processing equipment. Revenue for the six months ended September 30, 1995 was $8,499,000, up $527,000 from the comparable period of the prior year. The year-to-date improvement is attributable to a strong first quarter, again coming from plastics processing equipment. The slight improvement in Gross Margin reflects the product mix shift from agribusiness to plastics.

Operating income was $253,000 for the quarter ended September 30, 1995, down from $307,000 of the second quarter of the prior year because of higher administrative salary and benefits costs. Operating income for the six months ended September 30, 1995 was $544,000 as compared to $464,000 for the six months ended September 30, 1994. The year-to-date improvement in operating income is due to the overall increase in volume, reduced by higher general and administrative costs. At the current running rate, general and administrative costs in the second half of Fiscal 1996 will be less than that of the prior year.

Interest expense was essentially flat at $111,000 for the six months ended September 30, 1995, compared to the six months ended September 30, 1994.

Apportionment of Income to Minority Interest increased in response to the increase of minority ownership in the Company's principal operating subsidiaries, from 3.00% to 19.97% in February 1995.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had working capital of $2,403,000, net worth of $2,159,000, and $993,000 available for additional advances against its assetbased line of credit. The Company has a $1,500,000 minimum borrowing obligation under its line of credit. Excess cash is invested in a bank money market fund.

Cash flow generated from operations was $155,000 for the six months ended September 30, 1995, down from $227,000 for the comparable period of the prior year because of a reduction in customer deposits.

In March 1996 the Company will begin consolidating its U.S. manufacturing facilities. The cost of relocating from a satellite plant and restructuring its now expanded and sole U.S. manufacturing site is estimated to be $200,000. These costs will be incurred during March through July 1996 and funded from operations and/or its existing asset-based line of credit.

                       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          About a decade ago the U.S. Environmental Protection Agency ("EPA") notified the Parent Company it was a potentially responsible party ("PRP") to cleanup two landfill sites known as Combe Fill North and
          Combe Fill South, located in Morris County, New Jersey.   On September
          7, 1995 the EPA sent a letter to the Parent Company and a number of other PRPs, officially demanding payment of $17,147,000 for the cleanup of Combe Fill North.

          The Parent Company has been advised by the U.S. Department of Justice that no decision has been made as to whether or not to bring an enforcement action against the Parent Company or any other PRP and that the statute of limitations will preclude litigation on Combe Fill North if a suit is not brought by December 4, 1995. On the other hand, the statute of limitations on Combe Fill South is understood to run to October 1998.

          If and when the EPA or the U.S. Department of Justice brings an action against the Parent Company on Combe Fill North or Combe Fill South, the Parent Company will seek a declaratory judgment that any and all obligations were discharged pursuant to the Parent Company's Plan of Reorganization confirmed by the U.S. Bankruptcy Court in December 1983.

Item 2.   Changes in Securities
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information

          At the Board of Directors meeting of the Parent Company held on October 9, 1995, the Board discussed, and began consideration of, several possible actions.

          The Board discussed the possibility of deregistering the Parent Company and its securities under the Securities Exchange Act of 1934 (the " `34 Act"). There has been no material trading activity in the Parent Company's stock for a number of years, and there may not be any benefit from being a public company which would justify the attendant expenses. The small number of shareholders of the Parent Company will allow it to deregister under the `34 Act without taking any steps to reduce the number of its shareholders.

          The Board also discussed a possible transaction under which the Company's Chief Executive Officer (CEO) would be granted an option to acquire a majority ownership interest in Carter Day Holding, Inc.
          (CDH), the holding company for the Parent Company's operating subsidiaries, bringing the CEO's interest therein from approximately 20% today to 51% upon exercise. The option price will likely be book value at date of exercise and not be exercisable until April 1999, or, if earlier, the break-up of the Lock-Up Agreement that presently restricts transfers of the Parent company's shares. This would have the benefits of encouraging retention of the CEO and potentially allowing the Parent Company to monetize a significant portion of its illiquid investment in CDH.

          A special committee of the Board of Directors consisting of Messrs. Cole and Berenblum was formed by the Board to review these proposals, and to report back to the Board in January 1996.


Item 6.   Exhibits and Reports on Form 8-K
          (a)  Listing of Exhibits
               10.11   Amendments dated October 20, 1995 to the Office and
                    Research & Development Lease Agreements between Carter Day International, Inc. (f/k/a Carter-Day Company) and Fridley Business Center Partnership. Amendment dated October 20, 1995 to the Manufacturing Lease Agreement between Carter Day International, Inc. (f/k/a Carter-Day Company) and James A. Gray (successor to Fridley Business Center Partnership).

          (b)  Reports on Form 8-K
               None.

                                SIGNATURE




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CARTER DAY INDUSTRIES, INC.
                                     -----------------------------
                                     Registrant



  Date:  November ___, 1995          /s/ Paul W. Ernst
                                     -----------------------------
                                     Paul W. Ernst
                                     Director, President, Treasurer
                                     and Chief Executive Officer


  Date:  November ___, 1995          /s/ Kent R. Turner
                                     ----------------------------
                                     Kent R. Turner
                                     Vice President, Controller
                                     and Principal Accounting
                                     Officer

                                  Exhibit Index

  EXHIBIT                                          METHOD OF FILING
---------                                         ----------------------

 10.11     Amendments dated October 20, 1995 to   Filed herewith electronically
           the Office and Research & Development
           Lease Agreements between Carter Day
           International, Inc. (f/k/a Carter-Day
           Company) and Fridley Business Center
           Partnership.  Amendment dated
           October 20, 1995 to the Manufacturing
           Lease Agreement between Carter Day
           International, Inc. (f/k/a Carter-Day
           Company) and James A. Gray (successor
           to Fridley Business Center
           Partnership).

 27        Financial Data Schedule                Filed herewith electronically
