Form 10-Q/A
period 1995-09-30
CARTER DAY INDUSTRIES INC
filed 1995-11-15
CIK 22296

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q/A

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

                                  Signature


  The dates of the signatures for the Registrant's Form 10-Q filed on November 13, 1995, were inadvertently not indicated and are being filed herewith.



                                  Signature


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     CARTER DAY INDUSTRIES, INC.
                                     Registrant



  Date:  November 14, 1995           /s/ Kent R. Turner
                                     -----------------------------
                                     Kent R. Turner
                                     Vice President, Controller and
                                     Principal Accounting Officer

                                  SIGNATURE




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     CARTER DAY INDUSTRIES, INC.
                                     Registrant



  Date:  November 13, 1995           /s/ Paul W. Ernst
                                     ------------------------
                                     Paul W. Ernst
                                     Director, President, Treasurer
                                     and Chief Executive Officer


  Date:  November 13, 1995           /s/ Kent R. Turner
                                     ------------------------
                                     Kent R. Turner
                                     Vice President, Controller and
                                     Principal Accounting Officer